Form 10QSB
period 1996-03-31
WINTHROP APARTMENT INVESTORS LIMITED PARTNERSHIP
filed 1996-05-15
CIK 879203

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission File Number 33-42663

                Winthrop Apartment Investors Limited Partnership
                ------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Maryland                                  04-3129840
      -----------------------------------   ------------------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)

      One International Place, Boston, MA                02110
      -----------------------------------   ------------------------------------
     (Address of principal executive office)          (Zip Code)

      Registrant's telephone number, including area code     (617) 330-8600
                                                             --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


                                     1 of 11

         WINTHROP APARTMENT INVESTORS LIMITED PARTNERSHIP - FORM 10-QSB


                                 March 31, 1996

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


Balance Sheets  (Unaudited)


                                                          March 31,     December 31,
Assets                                                      1996            1995

Real estate, at cost:

Land                                                    $  3,666,000   $  3,666,000
Buildings and improvements, net of accumulated
   depreciation of $1,847,000 and $1,706,000 as of
   March 31, 1996 and December 31, 1995, respectively.    13,167,000     13,273,000
                                                        ------------   ------------

                                                          16,833,000     16,939,000

Other Assets:
Deferred costs, net of accumulated amortization of
   $338,000 and $293,000 as of March 31, 1996 and
   December 31, 1995, respectively.                        2,433,000      1,799,000
Cash                                                       1,413,000      3,455,000
Other assets                                                 714,000        306,000
                                                        ------------   ------------


     Total assets                                       $ 21,393,000   $ 22,499,000
                                                        ============   ============

Liabilities and Partners' Capital

Liabilities:

Accrued expenses and other liabilities                  $    225,000   $    336,000
Security deposits                                            122,000        125,000
Accounts payable                                              76,000         45,000
Mortgage payable                                          15,988,000           --
                                                        ------------   ------------

     Total liabilities                                    16,411,000        506,000
                                                        ------------   ------------

Partners' Capital:


Limited partners' capital (250 units outstanding
   at March 31, 1996 and December 31, 1995)                5,012,000     22,013,000

General partner's (deficit)                                  (30,000)       (20,000)
                                                        ------------   ------------

     Total partners' capital                               4,982,000     21,993,000
                                                        ------------   ------------

     Total liabilities and partners' capital            $ 21,393,000   $ 22,499,000
                                                        ============   ============

                      See notes to financial statements.

                                     2 of 11

  WINTHROP APARTMENT INVESTORS LIMITED PARTNERSHIP - FORM 10-QSB



Statements of Operations  (Unaudited)

                                           For the Three Months Ended
                                             March 31,    March 31,
                                               1996         1995

Income:

     Rental                                 $1,167,000  $1,150,000
     Other                                      58,000      43,000
     Interest                                   30,000      49,000
                                            ----------  ----------

         Total revenues                      1,255,000   1,242,000
                                            ----------  ----------


Expenses:

     Mortgage interest                         292,000        --
     Leasing                                    52,000      35,000
     General and administrative                103,000      66,000
     Management fees                            61,000      59,000
     Utilities                                  87,000      93,000
     Repairs and maintenance                   154,000     142,000
     Painting and decorating                    34,000      26,000
     Insurance                                  46,000      45,000

     Taxes                                     139,000     126,000
     Amortization                               21,000      21,000
     Depreciation                              141,000     128,000
                                            ----------  ----------

         Total expenses                      1,130,000     741,000
                                            ----------  ----------

         Net income                         $  125,000  $  501,000
                                            ==========  ==========



Net income per limited partnership unit     $   496.00  $ 1,944.00
                                            ==========  ==========

Distributions per limited partnership unit  $68,500.00  $     --
                                            ==========  ==========




                       See notes to financial statements.

                                     3 of 11

    WINTHROP APARTMENT INVESTORS LIMITED PARTNERSHIP - FORM 10-QSB

                                 March 31, 1996


Statements of Partners' Capital  (Unaudited)


                              General        Limited         Total
                             partner's      partners'      partners'
                             (deficit)       capital        capital


Balance - January 1, 1996  $    (20,000)  $ 22,013,000   $ 21,993,000

     Net income                   1,000        124,000        125,000

     Distributions              (11,000)   (17,125,000)   (17,136,000)
                           ------------   ------------   ------------

Balance - March 31, 1996   $    (30,000)  $  5,012,000   $  4,982,000
                           ============   ============   ============





                       See notes to financial statements.

                                     4 of 11

         WINTHROP APARTMENT INVESTORS LIMITED PARTNERSHIP - FORM 10-QSB



Statements of Cash Flows  (Unaudited)

                                                          For the Three Months Ended
                                                            March 31,     March 31,
                                                              1996          1995

Cash Flows from Operating Activities:

Net income                                               $    125,000   $    501,000
Adjustments to reconcile net income to net cash
 (used) provided by operating activities:
     Depreciation                                             141,000        128,000
     Amortization                                              45,000         21,000
Changes in assets and liabilities:
     (Increase) in other assets                              (408,000)       (15,000)
     Increase in accounts payable                              31,000         10,000
     (Decrease) in security deposits liability                 (3,000)        (1,000)
     Decrease in accrued expenses and other liabilities      (111,000)      (135,000)
                                                         ------------   ------------

Net cash (used) provided by operating activities             (180,000)       509,000
                                                         ------------   ------------

Cash Flows from Investing Activities:

     Additions to real estate                                 (35,000)       (12,000)
                                                         ------------   ------------

Cash used in investing activities                             (35,000)       (12,000)
                                                         ------------   ------------

Cash Flows from Financing Activities:

     Proceeds from mortgage financing                      16,000,000           --
     Principal payments on mortgage                           (12,000)          --
     Deferred financing costs                                (679,000)          --
     Distributions                                        (17,136,000)          --
                                                         ------------   ------------

Net cash used in financing activities                      (1,827,000)          --
                                                         ------------   ------------


Net (Decrease) Increase in Cash                            (2,042,000)       497,000

Cash at Beginning of the Period                             3,455,000      3,581,000
                                                         ------------   ------------

Cash at End of the Period                                $  1,413,000   $  4,078,000
                                                         ============   ============

Disclosure of Cash Flow Information -

Cash paid for interest                                   $    219,000           --
                                                         ============   ============





                       See notes to financial statements.

                                     5 of 11

             WINTHROP APARTMENT LIMITED PARTNERSHIP - FORM 10 - QSB

                                 MARCH 31, 1996

                          NOTES TO FINANCIAL STATEMENTS

1.    General

      The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended December 31, 1995.

      The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the March 31, 1996 presentation. The balance sheet at December 31, 1995 was derived from audited financial statements at such date.

      The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

2.    Related Party Transactions

      Management fees paid by the Partnership to Winthrop Management, an affiliate of the General Partner, totaled $61,000 and $59,000 during the three months ended March 31, 1996 and 1995, respectively. Winthrop

      Management was also paid an $80,000 fee relating to the mortgage financing.

3.    Mortgage Payable

      On January 5, 1996, the Partnership closed a new first mortgage loan in the amount of $16,000,000 secured by all of the properties. The loan amount was allocated $2,080,000, $4,320,000, $5,120,000 and $4,480,000 to
      Chesapeake Apartments, Covington Creek Apartments, Northside Circle Apartments and Webb Crossing Apartments, respectively. The mortgage loan bears interest at an initial rate of 7.27% (until the "Optional Prepayment Date", as defined herein), requires monthly principal and interest payments of $109,000 and matures in February 2026. The Partnership has the option to prepay the mortgage loan without penalty on, or three months before, February 1, 2003 (the "Optional Prepayment Date"). If the Partnership does not elect to prepay the loan, the interest rate will be adjusted to the greater of 12.27% or a "Treasury Rate" (as defined in the loan documents) plus 7.75 percentage points. The Partnership was required to fund approximately $278,000 in reserves at closing to complete certain required capital improvements to the properties, and establish tax and insurance escrows. The Partnership is also required to fund an ongoing replacement reserve. In connection with the closing, Two Winthrop was replaced as the Managing General Partner of the Partnership with WAI Associates Limited Partnership. The lender required the transfer of the general partnership interest as a condition to making the loan, to assure that the Partnership and its general partner are single purpose entities, formed solely for the purpose of owning and operating the properties. Approximately $14,923,000 of the proceeds from the financing were distributed (see Note 4) to the partners.




                                     6 of 11

             WINTHROP APARTMENT LIMITED PARTNERSHIP - FORM 10 - QSB

                                 MARCH 31, 1996

                          NOTES TO FINANCIAL STATEMENTS


4.    Distributions

      The Partnership distributed $68,500 per unit ($17,125,000 in total) to the holders of limited partnership units during the three month period ended March 31, 1996. The general partner received cash distributions of $11,000 during three month period ended March 31, 1996.

5.    Allocation of Income, Losses and Cash Flow

      In accordance with the partnership agreement, cash flow shall be allocated

      99% to the investor limited partners and 1% to the general partner, until the investor limited partners have received a 6% noncumulative, noncompounded annual rate of return on their invested capital, at which point the remainder shall be distributed 90% to the investor limited partners and 10% to the general partner. Income shall be allocated to the partners in proportion to the cash available for distribution distributable to the partners; losses shall be allocated 90% to the investor limited partners and 10% to the general partner. If there is no such cash available for distribution, income will be allocated 90% to the investor limited partner and 10% to the general partner.




                                     7 of 11

             WINTHROP APARTMENT LIMITED PARTNERSHIP - FORM 10 - QSB

                                 MARCH 31, 1996


Item 2.    Management's Discussion and Analysis or Plan of Operation



Liquidity and Capital Resources

All of the Registrant's real estate properties are residential properties with apartments leased to tenants subject to leases of up to one year. The Registrant receives rental income from its apartments and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. The Registrant uses working capital reserves provided from any undistributed cash flow from operations as its primary source of liquidity. For the long term cash from operations will remain the Registrant's primary source of liquidity. In January 1996, the Registrant distributed to the holders of limited partnership units $68,500 per unit ($17,125,000 in total) of which approximately $59,692 per unit represented net proceeds available for distribution from the January 1996 property financing (see Item 1, Note 3). The general partner received distributions of $11,000. Future distributions from operations will be reduced due to the 1996 property financing which will require annual debt service payments of approximately $1,300,000, until the anticipated optional prepayment date of the loan in February 2003.

The level of liquidity based upon the Registrant's cash experienced a $2,042,000 decrease at March 31, 1996 as compared to December 31, 1995. The decrease was due to $1,827,000 used in financing activities, $180,000 used in operating activities and $35,000 used in investing activities. Financing activities consisted of $16,000,000 of proceeds from the mortgage financing, which was offset by $17,136,000 of distributions to partners and $679,000 of deferred financing costs incurred in connection with the mortgage financing. The $180,000 of cash used in operating activities included $278,000 used to fund capital reserves required to complete certain capital improvements and $219,000 of interest on the mortgage payable. Investing activities consisted of $35,000 of improvements to real estate. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

Working capital reserves are currently being invested in short term money market funds. The General Partner believes that, if market conditions remain relatively stable, cash flow form operations when combined with working capital reserves, will be sufficient to fund required capital improvements and debt service payments in 1996 and the foreseeable future. The Registrant has no available lines of credit.

The markets in which the Registrant's properties are located (Atlanta, Dallas and Austin) remain stable, but the Atlanta market is becoming more competitive as a result of new apartment complexes that were completed in 1995. The Registrant spent $35,000 on capital improvements during the first quarter of 1996 compared to $12,000 in the first quarter of 1995. Capital improvements included $6,000 to resurface the pool at Webb Bridge Crossing and $5,000 for restriping of the parking lot.

The Registrant originally established capital improvement reserves totaling $1,500,000 for the purpose of making capital improvements to the properties. The Registrant plans to spend approximately $310,000 for capital improvements in 1996. Other than cash, the Registrant has no other unused sources of liquidity.




                                     8 of 11

             WINTHROP APARTMENT LIMITED PARTNERSHIP - FORM 10 - QSB

                                 MARCH 31, 1996

Item 2.    Management's Discussion and Analysis or Plan of Operation (Continued)


Liquidity and Capital Resources (continued)

As discussed in Item, 1, Note 3, on January 5, 1996, the Registrant closed a new first mortgage loan in the amount of $16,000,000 secured by all of the properties. The mortgage loan bears interest at an initial rate of 7.27% (until the "Optional Prepayment Date"), requires monthly principal and interest payment of $109,000 and matures in February 2026. The Registrant has the option to prepay the mortgage loan without penalty on, or three months before, February 1, 2003 (the "Optional Prepayment Date"). If the Registrant does not elect to prepay the loan, the interest rate will be adjusted to the greater of 12.27% or a "Treasury Rate" (as defined in the loan documents) plus 7.75 percentage points.

Results of Operations


Three Months Ended March 31, 1996 Vs. March 31, 1995

Operating results declined by $376,000 for the three months ended March 31, 1996, as compared 1995 as expenses increased more than income.

Revenues increased by $13,000 (approximately 1%) for the three months ended March 31, 1996, as compared to 1995, due to increases in rental income of $17,000 and other income of $15,000, which was partially offset by a decline in interest income of $19,000.

The increase in rental income was due to an increase in rental rates which was partially offset by a decrease in occupancy. Average rental rates increased at the Registrant's properties by about 7% while average occupancy declined from 92.4%, for the three months ended March 31, 1995, to 87.2% for the three months ended March 31, 1996. Occupancy declined at all of the Registrants properties as follows: Chesapeake (from 97% to 92%) Webb Bridge (from 91% to 81%) Covington Creek (from 94% to 93%) and Northside Circle (from 90% to 84%). Interest income declined due to a decrease in average working capital reserves available for investment.

Expenses increased by $389,000 for the three months ended March 31, 1996, as compared to 1995, primarily due to increases in interest expense of $292,000, taxes of $13,000, general and administrative expenses of $37,000, leasing expenses of $17,000, depreciation expense of $13,000 and repairs and maintenance of $12,000. Interest expense increased due to the mortgage financing in January 1996.




                                     9 of 11

             WINTHROP APARTMENT LIMITED PARTNERSHIP - FORM 10 - QSB

                                 MARCH 31, 1996


Part II - Other Information


Item 6.    Exhibits and Reports on Form 8-K.


     (a)  Exhibits

     10.1 Loan Agreement dated as of January 5, 1996 between the Registrant, as Borrower, and Nomura Asset Capital Corporation, as Lender, incorporated by reference to Exhibit 10(e) to the Partnership's Annual Report on Form 10K for the year ended December 31, 1995.

     10.2 Promissory Note dated as of January 5, 1996 issued by the Registrant to Nomura Asset Capital Corporation incorporated by reference to

          Exhibit 10(f) to the Partnership's Annual Report on Form 10K for the year ended December 31, 1995.

     10.3 Deed of Trust, Assignment of Leases and Rents and Security Agreement between Registrant and Nomura Asset Capital Corporation incorporated by reference to Exhibit 10(e) to the Partnership's Annual Report on Form 10K for the year ended December 31, 1995.

     27   Financial Data Schedule is filed as an exhibit to this report.

     (b)  Reports on Form 8-K

          No report on Form 8-K was filed during the period.




                                    10 of 11

             WINTHROP APARTMENT LIMITED PARTNERSHIP - FORM 10 - QSB

                                 MARCH 31, 1996

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WINTHROP APARTMENT INVESTORS
                              LIMITED PARTNERSHIP

                              BY:   WAI Associates, L.P.

                                    BY:   WAI Properties, Inc.
                                          Its General Partner


Date: May 14, 1996                        BY:   ____________________________
                                                Richard J. McCready
                                                Chief Operating Officer


Date: May 14, 1996                        BY:   ____________________________
                                                Edward V. Williams
                                                Chief Financial Officer




                                    11 of 11