Form 10QSB
period 1996-06-30
WINTHROP APARTMENT INVESTORS LIMITED PARTNERSHIP
filed 1996-08-14
CIK 879203

               U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB
(Mark One)

X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1996
                                            -------------
                                  OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to ___________

                   Commission File Number 33-42663
                                          --------
           Winthrop Apartment Investors Limited Partnership
           ------------------------------------------------
   (Exact name of small business issuer as specified in its charter)

               Maryland                                 04-3129840
    --------------------------------       -----------------------------------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

    One International Place, Boston, MA                    02110
    -----------------------------------    -----------------------------------
   (Address of principal executive office)               (Zip Code)

  Registrant's telephone number, including area code     (617) 330-8600
                                                         --------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /
         ----   ----
                                    1 of 12

        WINTHROP APARTMENT INVESTORS LIMITED PARTNERSHIP - FORM 10-QSB
        --------------------------------------------------------------
                                 JUNE 30, 1996
                                 -------------
                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1.  Financial Statements.

Balance Sheets  (Unaudited)

(In Thousands, Except Unit Data)
                                                    June 30,      December 31,
Assets                                                1996            1995
                                                   ---------      ------------
Real estate, at cost:

Land                                              $       3,666   $       3,666
Buildings and improvements, net of accumulated
   depreciation of $1,976 (1996) and
   $1,706 (1995)                                         13,090          13,273
                                                  -------------   -------------
                                                         16,756          16,939
Other Assets:

Deferred costs, net of accumulated amortization
of $391 (1996) and $293 (1995)                            2,381           1,799
Cash                                                      1,509           3,455
Other assets                                                914             306
                                                  -------------   -------------
  Total assets                                    $      21,560   $      22,499
                                                  =============   =============

Liabilities and Partners' Capital

Liabilities:

Accrued expenses and other liabilities            $         388   $         336
Security deposits                                           125             125
Accounts payable                                             45              45
Mortgage payable                                         15,966               -
                                                  -------------   -------------
  Total liabilities                                      16,524             506
                                                  -------------   -------------

Partners' Capital:

  Limited partners' capital (250 units authorized,
    issued and outstanding)                               5,065          22,013

  General partners' (deficit)                               (29)           (20)

                                                  -------------   -------------
          Total partners' capital                         5,036          21,993
                                                  -------------   -------------
          Total liabilities and partners' capital $      21,560   $      22,499
                                                  =============   =============


                      See notes to financial statements.

                                    2 of 12

        WINTHROP APARTMENT INVESTORS LIMITED PARTNERSHIP - FORM 10-QSB
        --------------------------------------------------------------
                                 JUNE 30, 1996
                                 -------------

Statements of Operations  (Unaudited)

(In Thousands, Except Unit Data)                   For the Six Months Ended
                                                June 30, 1996   June 30, 1995
                                                -------------   -------------
Income:

  Rental                                         $       2,400   $       2,305
  Other                                                    124              96
  Interest                                                  40             106
                                                 -------------   -------------
    Total revenues                                       2,564           2,507
                                                 -------------   -------------

Expenses:

  Mortgage interest                                        591             -
  Leasing                                                  105              70
  General and administrative                               221             179
  Management fees                                          124             119
  Utilities                                                191             196
  Repairs and maintenance                                  327             289
  Painting and decorating                                   78              60
  Insurance                                                 90              91
  Taxes                                                    255             225
  Amortization                                              81              41
  Depreciation                                             270             258
                                                 -------------   -------------
    Total expenses                                       2,333           1,528
                                                 -------------   -------------
    Net income                                   $         231   $         979
                                                 =============   =============
Net income per limited partnership unit          $      916.00   $    3,800.00
                                                 =============   =============
Distributions per limited partnership unit       $   68,708.00   $    4,200.00
                                                 =============   =============

                      See notes to financial statements.

                                   3 of 12

        WINTHROP APARTMENT INVESTORS LIMITED PARTNERSHIP - FORM 10-QSB
        --------------------------------------------------------------
                                 JUNE 30, 1996
                                 -------------

Statements of Operations  (Unaudited)

(In Thousands, Except Unit Data)                 For the Three Months Ended
                                                 June 30, 1996   June 30, 1995
                                                 -------------   -------------
Income:

  Rental                                           $       1,233   $       1,156
  Other                                                       66              53
  Interest                                                    10              57
                                                   -------------   -------------
    Total revenues                                         1,309           1,266
                                                   -------------   -------------
Expenses:

  Mortgage interest                                          299               -
  Leasing                                                     53              36
  General and administrative                                 118              96
  Management fees                                             63              59
  Utilities                                                  104             103
  Repairs and maintenance                                    173             149
  Painting and decorating                                     44              33
  Insurance                                                   44              46
  Taxes                                                      116             116
  Amortization                                                60              20
  Depreciation                                               129             130
                                                   -------------   -------------
    Total expenses                                         1,203             788
                                                   -------------   -------------
    Net income                                     $         106   $         478
                                                   =============   =============

Net income per limited partnership unit            $      420.00   $    1,856.00
                                                   =============   =============
Distributions per limited partnership unit         $      208.00   $    4,200.00
                                                   =============   =============


                      See notes to financial statements.

                                   4 of 12

        WINTHROP APARTMENT INVESTORS LIMITED PARTNERSHIP - FORM 10-QSB
        --------------------------------------------------------------
                                 JUNE 30, 1996
                                 -------------

Statements of Partners' Capital  (Unaudited)

(In Thousands, Except Unit Data)

                            Units of
                             Limited      General       Limited     Total
                           Partnership   partner's      partners'   partners'
                            Interest     (deficit)       capital     capital
                          -----------  ------------  -----------   ---------

Balance - January 1, 1996       250    $     (20)    $   22,013     $  21,993

 Net income                                    2            229           231

 Distributions                               (11)       (17,177)      (17,188)
                          ---------    ---------     ----------     ---------
Balance - June 30, 1996         250    $     (29)    $    5,065     $   5,036
                          =========    =========     ==========     =========



                      See notes to financial statements.

                                   5 of 12

        WINTHROP APARTMENT INVESTORS LIMITED PARTNERSHIP - FORM 10-QSB
        --------------------------------------------------------------
                                 JUNE 30, 1996
                                 -------------

Statements of Cash Flows  (Unaudited)

(In Thousands)                                     For the Six Months Ended
                                                 June 30, 1996   June 30, 1995
                                                 -------------   -------------
Cash Flows from Operating Activities:

Net income                                         $       231   $         979
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation                                             270             258
  Amortization                                              98              41

  Changes in assets and liabilities:
    Increase in other assets                              (608)            (21)
    Increase in accounts payable                             -               6
    Decrease in security deposits liability                  -              (3)
    Increase (decrease) in accrued expenses and
        other liabilities                                   52             (21)
                                                   -----------   -------------
Net cash provided by operating activities                   43           1,239
                                                   -----------   -------------
Cash Flows from Investing Activities:

  Additions to real estate                                 (87)            (49)
                                                   -----------   -------------
Cash used in investing activities                          (87)            (49)
                                                   -----------   -------------
Cash Flows from Financing Activities:

  Proceeds from mortgage financing                      16,000               -
  Principal payments on mortgage                           (34)              -
  Deferred financing costs                                (680)              -
  Distributions                                        (17,188)         (1,091)
                                                   -----------   -------------
Net cash used in financing activities                   (1,902)         (1,091)
                                                   -----------   -------------
Net (Decrease) Increase in Cash                         (1,946)             99

Cash at Beginning of the Period                          3,455           3,581
                                                   -----------   -------------
Cash at End of the Period                          $     1,509   $       3,680
                                                   ===========   =============
Disclosure of Cash Flow Information -


Cash paid for interest                             $       513   $           -
                                                   ===========   =============


                      See notes to financial statements.

                                    6 of 12

       WINTHROP APARTMENT INVESTORS LIMITED PARTNERSHIP - FORM 10 - QSB
       ----------------------------------------------------------------
                                 JUNE 30, 1996
                                 -------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

1.       General

         The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's annual report for the year ended December 31, 1995.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the June 30, 1996 presentation. The balance sheet at December 31, 1995 was derived from audited financial statements at such date.

         The results of operations for the three and six months ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

2.       Accounting Change

         On January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of the SFAS has no effect on the Partnership's financial statements.

3.       Related Party Transactions

         Winthrop Management, an affiliate of the Managing General Partner, is entitled to receive 5% of gross receipts from all Partnership properties they manage. For the six months ended June 30, 1996 and 1995, Winthrop Management earned $124,000 and $119,000, respectively. Winthrop Management was also paid an $80,000 fee relating to the mortgage financing.

4.       Mortgage Payable


         On January 5, 1996, the Partnership closed a new first mortgage loan in the amount of $16,000,000 secured by all of the properties. The loan amount was allocated $2,080,000, $4,320,000, $5,120,000 and $4,480,000 to Chesapeake
         Apartments, Covington Creek Apartments, Northside Circle Apartments and Webb Crossing Apartments, respectively. The mortgage loan bears interest at an initial rate of 7.27% (until the "Optional Prepayment Date", as



                               7 of 12

       WINTHROP APARTMENT INVESTORS LIMITED PARTNERSHIP - FORM 10 - QSB
       ----------------------------------------------------------------
                                 JUNE 30, 1996
                                 -------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
4.       Mortgage Payable (Continued)

         defined), requires monthly principal and interest payments of approximately $109,000 and matures in February 2026. The Partnership has the option to prepay the mortgage loan without penalty on, or three months before, February 1, 2003 (the "Optional Prepayment Date"). If the Partnership does not elect to prepay the loan, the interest rate will be adjusted to the greater of 12.27% or a "Treasury Rate" (as defined) plus 7.75 percentage points. The Partnership was required to fund approximately $278,000 in reserves at closing to complete certain required capital improvements to the properties, and establish tax and insurance escrows. The Partnership is also required to fund an ongoing replacement reserve. In connection with the closing, Two Winthrop was replaced as the Managing General Partner of the Partnership with WAI Associates Limited Partnership. The lender required the transfer of the general partnership interest as a condition to making the loan to assure that the Partnership and its general partner are single purpose entities, formed solely for the purpose of owning and operating the properties. Approximately $14,923,000 of the proceeds from the financing were distributed (see Note 5) to the partners.

5.       Distributions

         The Partnership distributed $68,708 per unit ($17,177,000 in total) to the holders of limited partnership units during the six month period ended June 30, 1996. The general partner received $11,000 of the approximate $173,000 distribution due them for the six month period ended June 30, 1996. The remaining $162,000 will be distributed to the general partner during the second half of 1996.


6.       Allocation of Income, Losses and Cash Flow

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


                                    8 of 12

       WINTHROP APARTMENT INVESTORS LIMITED PARTNERSHIP - FORM 10 - QSB
       ----------------------------------------------------------------
                                 JUNE 30, 1996
                                 -------------

Item 2.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

Liquidity and Capital Resources

All of the Registrant's real estate properties are residential properties with apartments leased to tenants subject to leases of up to one year. The Registrant receives rental income from its apartments and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. The Registrant uses working capital reserves provided from any undistributed cash flow from operations and financing of properties as its primary sources of liquidity. For the long term, it is expected that cash from operations will remain the Registrant's primary source of liquidity. In January 1996, the Registrant distributed to the holders of limited partnership units $68,500 per unit ($17,125,000 in total) of which approximately $60,000 per unit represented net proceeds available for distribution from the January 1996 property financing (see Item 1, Note 4). The general partner received $11,000 of the approximate $173,000 distribution due them for the six month period ended June 30, 1996. The remaining $162,000 will be distributed to the general partner during the second half of 1996. In May 1996, the Registrant paid $208 per unit ($52,000 in total) in state withholding taxes on behalf of the limited partners. Future distributions from operations will be reduced due to the 1996 property financing which will require annual debt service payments of approximately $1,300,000, until the anticipated optional prepayment date of the loan in February 2003.

The level of liquidity based upon the Registrant's cash experienced a $1,946,000 decrease at June 30, 1996, as compared to December 31, 1995. The decrease was due to $1,902,000 of net cash used in financing activities and $87,000 used in investing activities, which was partially offset by $43,000 provided by operating activities. Financing activities consisted of $16,000,000 of proceeds from the mortgage financing, which was offset by $17,188,000 of distributions to partners, $680,000 of deferred financing costs incurred in connection with the mortgage financing, and $34,000 of notes payable principal payments. Investing activities consisted of $87,000 of improvements to real estate. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

Working capital reserves are currently being invested in short term money market funds. The General Partner believes that, if market conditions remain relatively stable, cash flow from operations when combined with working capital reserves, will be sufficient to fund required capital improvements and debt service payments in 1996 and the foreseeable future. The Registrant has no available lines of credit.

The markets in which the Registrant's properties are located (Atlanta, Dallas and Austin) remain relatively stable. The Atlanta market is becoming more competitive as a result of new apartment complexes that were completed in 1995. Despite new construction activity the Austin market continues to remain stable. The Registrant spent $87,000 on capital improvements during the six months ended June 30, 1996. Capital improvements included $19,000 of property drainage improvements at Northside Circle, $6,000 to resurface the pool at Webb Bridge Crossing and $5,000 for re-striping the parking lot. The Registrant anticipates it will spend approximately $140,000 for capital improvements during the balance of 1996. Other than cash, the Registrant has no other available sources of liquidity.

                                    9 of 12

       WINTHROP APARTMENT INVESTORS LIMITED PARTNERSHIP - FORM 10 - QSB
       ----------------------------------------------------------------
                                 JUNE 30, 1996
                                 -------------

Item 2.  Management's Discussion and Analysis or Plan of Operation (Continued)
         ---------------------------------------------------------------------

Results of Operations

The Registrant's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1996 and 1995:



                                               Average Occupancy
                                         -----------------------------
     Property                             1996                  1995
- -----------------                        -----                  ----
Chesapeake                                 93%                   98%
Covington Creek                            93%                   93%
Northside Circle                           87%                   90%
Webb Bridge                                88%                   90%


Registrant's net income for the six months ended June 30, 1996, was approximately $231,000, as compared to net income of approximately $979,000 for the six months ended June 30, 1995. The net income for the three months ended June 30, 1996 was approximately $106,000, as compared to net income of approximately $478,000 for the three months ended June 30, 1995. These decreases were primarily attributable to interest expense associated with the loan financing.

Rental revenues increased by $95,000 for the six months ended June 30, 1996, as compared to 1995, primarily due to increases in rental rates and decreases in concessions which were partially offset by vacancy losses. The reduction in occupancy at Chesapeake is primarily due to an upgrade in tenant profile and was effectively offset by an increase in rental rates. Other income increased by $28,000 primarily due to an increase in corporate unit income of $24,000 at Webb Bridge Crossing. Interest income decreased by $66,000 due to a decrease in average working capital reserves available for investment.

Expenses increased by $805,000 for the six months ended June 30, 1996, as compared to 1995, due to increases in mortgage interest expense of $591,000, leasing expense of $35,000, general and administrative expenses of $42,000, repairs and maintenance expense of $38,000, real estate taxes of $30,000, amortization expense of $40,000 and depreciation expense of $12,000. Other expenses remained relatively constant. Interest expense increased due to the mortgage financing in January 1996. Leasing expenses increased primarily due to an increase of $18,000 in corporate unit expenses at Webb Bridge Crossing. General and administrative expenses increased primarily due to an increase in professional and other related costs. Real estate taxes increased primarily due to a $22,000 increase at Covington Creek. Amortization expense increased by $40,000 due to the additional amortization of the deferred financing costs associated with the January 1996 refinancing.

                                   10 of 12

       WINTHROP APARTMENT INVESTORS LIMITED PARTNERSHIP - FORM 10 - QSB
       ----------------------------------------------------------------
                                 JUNE 30, 1996
                                 -------------


Part II - Other Information
- ---------------------------

Item 6.          Exhibits and Reports on Form 8-K
                 --------------------------------

           (a)   Exhibits

                 27.  Financial Data Schedule

           (b)   Reports on Form 8-K

                 No reports on Form 8-K were filed during the three months ended June 30, 1996.


                                   11 of 12

       WINTHROP APARTMENT INVESTORS LIMITED PARTNERSHIP - FORM 10 - QSB
       ----------------------------------------------------------------
                                 JUNE 30, 1996
                                 -------------
                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      WINTHROP APARTMENT INVESTORS
                                      ----------------------------
                                      LIMITED PARTNERSHIP
                                      -------------------
                                      BY: WAI Associates A Limited Partnership
                                          Its General Partner

                                      BY: WAI Properties, Inc.
                                          Its General Partner

                                      BY: /s/ Michael L. Ashner
                                          ------------------------------------
                                          Michael L. Ashner
                                          Chief Executive Officer

                                      BY: /s/ Edward V. Williams
                                          ------------------------------------
                                          Edward V. Williams
                                          Chief Financial Officer


                                          DATED: August 13, 1996


                                   12 of 12