Form 10QSB
period 1996-09-30
WINTHROP APARTMENT INVESTORS LIMITED PARTNERSHIP
filed 1996-11-14
CIK 879203

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

       X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                        Commission File Number 33-42663

                      Winthrop Apartment Investors Limited Partnership
                         (Exact name of small business issuer
                             as specified in its charter)

             Maryland                                04-3129840
      (State or other jurisdiction of    (I.R.S. Employer Identification No.)
       incorporation or organization)

               One International Place, Boston, MA            02110
                (Address of principal executive office)     (Zip Code)

       Registrant's telephone number, including area code (617) 330-8600


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes X     No ___


                                    1 of 12

        WINTHROP APARTMENT INVESTORS LIMITED PARTNERSHIP - FORM 10-QSB

                              SEPTEMBER 30, 1996

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


Balance Sheets  (Unaudited)

(In Thousands, Except Unit Data)



                                                                     September 30,            December 31,
Assets                                                                   1996                     1995
                                                                  ---------------------    --------------------


Real estate, at cost:

Land                                                              $              3,666     $             3,666
Buildings and improvements, net of accumulated
   depreciation of $2,110 (1996) and $1,706 (1995)                              12,997                  13,273
                                                                  ---------------------    --------------------

                                                                                16,663                  16,939

Other Assets:

Deferred costs, net of accumulated amortization of
   $441 (1996) and $293 (1995)                                                   2,332                   1,799
Cash and cash equivalents                                                        1,714                   3,455
Other assets                                                                       989                     306
                                                                  ---------------------    --------------------


     Total assets                                                 $             21,698     $            22,499
                                                                  =====================    ====================

Liabilities and Partners' Capital

Liabilities:

Mortgage payable                                                  $             15,934     $                 -
Accrued expenses and other liabilities                                             409                     336
Security deposits                                                                  128                     125

Accounts payable                                                                     8                      45
                                                                  ---------------------    --------------------

     Total liabilities                                                          16,479                     506
                                                                  ---------------------    --------------------

Partners' Capital:

     Limited partners' capital (250 units authorized, issued
        and outstanding)                                                         5,246                  22,013
     General partner's (deficit)                                                   (27)                    (20)
                                                                  ---------------------    --------------------

               Total partners' capital                                           5,219                  21,993
                                                                  ---------------------    --------------------

               Total liabilities and partners'  capital           $             21,698     $            22,499
                                                                  =====================    ====================



                      See notes to financial statements.

                                    2 of 12

         WINTHROP APARTMENT INVESTORS LIMITED PARTNERSHIP - FORM 10-QSB

                               SEPTEMBER 30, 1996


Statements of Operations  (Unaudited)
                                                              For the Nine Months Ended
(In Thousands, Except Unit Data)                        September 30,            September 30,
                                                            1996                     1995
                                             ---------------------------------------------

Income:

     Rental                                  $            3,653       $             3,493
     Other                                                  196                       166
     Interest                                                52                       161
                                             ---------------------    --------------------

         Total revenues                                   3,901                     3,820
                                             ---------------------    --------------------


Expenses:

     Mortgage interest                                      896                       -
     Leasing                                                156                       143
     General and administrative                             293                       223
     Management fees                                        190                       180
     Utilities                                              288                       291
     Repairs and maintenance                                472                       480
     Painting and decorating                                116                       104
     Insurance                                              133                       135
     Taxes                                                  417                       377
     Amortization                                           122                        62
     Depreciation                                           404                       387
                                             ---------------------    --------------------

         Total expenses                                   3,487                     2,382
                                             ---------------------    --------------------

         Net income                          $              414       $             1,438
                                             =====================    ====================

Net income allocated:

     General Partner                         $                  4     $                57

     Limited Partners                                         410                   1,381
                                             ---------------------    --------------------


                                             $                414     $             1,438
                                             =====================    ====================


Net income per limited partnership unit      $           1,640.00     $          5,524.00
                                             =====================    ====================

Distributions per limited partnership unit   $          68,708.00     $          8,700.00
                                             =====================    ====================



                      See notes to financial statements.

                                    3 of 12

        WINTHROP APARTMENT INVESTORS LIMITED PARTNERSHIP - FORM 10-QSB

                              SEPTEMBER 30, 1996


Statements of Operations  (Unaudited)
                                                  For the Three Months Ended
(In Thousands, Except Unit Data)             September 30,           September 30,
                                                  1996                   1995
                                             ---------------------------------------

Income:

     Rental                                  $       1,253             $       1,188
     Other                                              72                        70
     Interest                                           12                        55
                                             --------------             ---------------

         Total revenues                              1,337                     1,313
                                             --------------            ---------------


Expenses:

     Mortgage interest                                 305                         -
     Leasing                                            51                        73
     General and administrative                         72                        44
     Management fees                                    66                        60
     Utilities                                          97                        96
     Repairs and maintenance                           145                       191
     Painting and decorating                            38                        44
     Insurance                                          43                        44
     Taxes                                             162                       152
     Amortization                                       41                        21
     Depreciation                                      134                       129
                                             --------------            ---------------

         Total expenses                              1,154                       854
                                             ---------------          ----------------

         Net income                          $         183             $         459
                                             ===============          ===============

Net income allocated:

     General Partner                         $           2             $          18

     Limited Partners                                  181                       441
                                             ---------------           --------------


                                              $        183             $         459
                                              ==============           ==============


Net income per limited partnership unit       $     724.00             $    1,764.00
                                              ==============           ==============

Distributions per limited partnership unit    $          -             $    4,500.00
                                              ===============         ===============

                      See notes to financial statements.

                                    4 of 12

        WINTHROP APARTMENT INVESTORS LIMITED PARTNERSHIP - FORM 10-QSB

                              SEPTEMBER 30, 1996

Statements of Partners' Capital  (Unaudited)

(In Thousands, Except Unit Data)



                                              Units of
                                              Limited                General                 Limited                  Total
                                            Partnership             partner's               partners'               partners'
                                              Interest              (deficit)                capital                 capital
                                       --------------------    ---------------------   ---------------------   --------------------


Balance - January 1, 1996                              250     $                (20)   $             22,013    $            21,993

    Net income                                          -                         4                     410                    414

    Distributions                                       -                       (11)                (17,177)               (17,188)
                                       --------------------    ---------------------   ---------------------   --------------------

Balance - September 30, 1996                           250     $                (27)   $              5,246    $             5,219
                                       ====================    =====================   =====================   ====================


                      See notes to financial statements.

                                    5 of 12

        WINTHROP APARTMENT INVESTORS LIMITED PARTNERSHIP - FORM 10-QSB

                              SEPTEMBER 30, 1996

Statements of Cash Flows  (Unaudited)


                                                                      For the Nine Months Ended
(In Thousands)                                                   September 30,            September 30,
                                                                       1996                  1995
                                                             ---------------------------------------------

Cash Flows from Operating Activities:

Net income                                                   $                414     $             1,438
Adjustments to reconcile net income to net cash
 provided by operating activities:
     Depreciation                                                             404                     387
     Amortization                                                             148                      62

     Changes in assets and liabilities:
         Increase in other assets                                            (496)                     (8)
         (Decrease) Increase in accounts payable                              (37)                     18
         Increase (Decrease) in security deposits liability                     3                      (1)
         Increase in accrued expenses and
             other liabilities                                                 73                      94
                                                             ---------------------    --------------------

Net cash provided by operating activities                                     509                   1,990
                                                             ---------------------    --------------------

Cash Flows from Investing Activities:

     Additions to real estate                                                (128)                   (135)
     Increase in replacement reserve accounts                                (187)                      -
                                                             ---------------------    --------------------

Cash used in investing activities                                            (315)                   (135)
                                                             ---------------------    --------------------

Cash Flows from Financing Activities:

     Proceeds from mortgage financing                                      16,000                       -
     Principal payments on mortgage notes                                     (66)                      -
     Deferred financing costs paid                                           (681)                      -
     Distributions to partners                                            (17,188)                 (2,265)
                                                             ---------------------    --------------------

Net cash used in financing activities                                      (1,935)                 (2,265)

                                                             ---------------------    --------------------

Net (Decrease) in cash and cash equivalents                                (1,741)                   (410)

Cash and Cash Equivalents at Beginning of the Period                        3,455                   3,581
                                                             ---------------------    --------------------

Cash and Cash Equivalents at End of the Period               $              1,714     $             3,171
                                                             =====================    ====================


Supplemental Disclosure of Cash Flow Information-
     Cash paid for interest                                  $            809,000     $                 -

                                                             =====================    ====================


                       See notes to financial statements.

                                    6 of 12

        WINTHROP APARTMENT INVESTORS LIMITED PARTNERSHIP - FORM 10 - QSB

                               SEPTEMBER 30, 1996

                         NOTES TO FINANCIAL STATEMENTS


1.       General

         The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's annual report for the year ended December 31, 1995.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the September 30, 1996 presentation. The balance sheet at December 31, 1995 was derived from audited financial statements at such date.

         The results of operations for the three and nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

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

3.       Related Party Transactions

         Winthrop Management, an affiliate of the Managing General Partner, is entitled to receive 5% of gross receipts from all Partnership properties they manage. For the nine months ended September 30, 1996 and 1995, Winthrop Management earned approximately $190,000 and $180,000, respectively. Winthrop Management was also paid an $80,000 fee relating to the mortgage financing.

4.       Mortgage Payable

         On January 5, 1996, the Partnership closed a new first mortgage loan in the amount of $16,000,000 secured by all of the properties. The loan amount was allocated $2,080,000, $4,320,000, $5,120,000 and
         $4,480,000 to Chesapeake Apartments, Covington Creek Apartments, Northside Circle Apartments and Webb Crossing Apartments, respectively. The mortgage loan bears interest at an initial rate of 7.27% (until the "Optional Prepayment Date", as defined), requires monthly principal

                                    7 of 12

        WINTHROP APARTMENT INVESTORS LIMITED PARTNERSHIP - FORM 10 - QSB

                               SEPTEMBER 30, 1996

NOTES TO FINANCIAL STATEMENTS

4.       Mortgage Payable (Continued)

         and interest payments of approximately $109,000 and is fully amortized on February 11, 2026. The Partnership has the option to prepay the mortgage loan without penalty on, or three months before, February 1, 2003 (the "Optional Prepayment Date"). If the Partnership does not elect to prepay the loan, the interest rate will be adjusted to the greater of 12.27% or a "Treasury Rate" (as defined) plus 7.75 percentage points. The Partnership was required to fund approximately $278,000 in reserves at closing to complete certain required capital improvements to the properties, and establish tax and insurance escrows. The Partnership is also required to fund an ongoing replacement reserve. In connection with the closing, Two Winthrop was replaced as the Managing General Partner of the Partnership with WAI Associates Limited Partnership. The lender required the transfer of the general partnership interest as a condition to making the loan to assure that the Partnership and its general partner are single purpose entities, formed solely for the purpose of owning and operating the properties. Approximately $14,923,000 of the proceeds from the financing were distributed (see Note 5) to the partners.

5.       Distributions

         The Partnership distributed $68,708 per unit ($17,177,000 in total) to the holders of limited partnership units during the nine month period ended September 30, 1996. The general partner received $11,000 of the approximate $172,000 distribution due them for the nine month period ended September 30, 1996. In October 1996, the Partnership distributed $1,532 per unit ($383,000 in total) to the holders of limited partnership units. The general partner received $200,000, which included the $161,000 balance due from the 1996 distribution and $35,000 due from 1995 distributions.


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

                               SEPTEMBER 30, 1996


Item 2.  Management's Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources

All of the Registrant's real estate properties are residential properties with apartments leased to tenants subject to leases of up to one year. The Registrant receives rental income from its apartments and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. The Registrant uses working capital reserves provided from any undistributed cash flow from operations and financing of properties as its primary sources of liquidity. In January 1996, the Registrant distributed to the holders of limited partnership units $68,708 per unit ($17,177,000 in total, before deducting state withholding taxes) of which approximately $60,000 per unit represented net proceeds available for distribution from the January 1996 property financing (see Item 1, Note 4). The general partner received $11,000 of the approximate $172,000 distribution due them for the nine month period ended September 30, 1996. In October 1996, the Partnership distributed $1,532 per unit ($383,000 in total, before deducting state withholding taxes) to the holders of limited partnership units. The general partner received $200,000 which included the $161,000 balance due from the 1996 distribution and $35,000 due from the 1995 distributions. Future distributions from operations will be reduced due to the 1996 property financing which will require annual debt service payments of approximately $1,300,000, until the anticipated optional prepayment date of the loan in February 2003.

The level of liquidity based upon the Registrant's cash experienced a $1,741,000 decrease at September 30, 1996, as compared to December 31, 1995. The decrease was due to $1,935,000 of net cash used in financing activities and $315,000 of cash used in investing activities, which was partially offset by $509,000 of net cash provided by operating activities. Financing activities consisted of $16,000,000 of proceeds from the mortgage financing, which was offset by $17,188,000 of distributions to partners, $681,000 of deferred financing costs incurred in connection with the mortgage financing and $66,000 of notes payable principal payments. Investing activities consisted of $128,000 of improvements to real estate and a $187,000 increase in replacement reserve accounts in connection with the mortgage financing. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

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

The markets in which the Registrant's properties are located (Atlanta, Dallas and Austin) remain relatively stable. The Atlanta market is becoming more competitive as a result of new apartment complexes that were completed in 1995. Despite new construction activity the Austin market continues to remain stable. The Registrant spent $128,000 on capital improvements during the nine months ended September 30, 1996. The Registrant anticipates it will spend approximately $85,000 for capital improvements during the balance of 1996. Other than cash and cash equivalents, the Registrant has no other available sources of liquidity.


                                    9 of 12

        WINTHROP APARTMENT INVESTORS LIMITED PARTNERSHIP - FORM 10 - QSB

                               SEPTEMBER 30, 1996


Item 2.  Management's Discussion and Analysis or Plan of Operation (Continued)


Results of Operations

The Registrant's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1996 and 1995:

                                            Average Occupancy
                            --------------------------------------------------
     Property                         1996                     1995
-----------------                --------------           ---------

Chesapeake                             93%                      96%

Covington Creek                        95%                      93%


Northside Circle                       88%                      91%

Webb Bridge                            89%                      90%


Registrant's net income for the nine months ended September 30, 1996, was approximately $414,000, as compared to net income of approximately $1,438,000 for the nine months ended September 30, 1995. The net income for the three months ended September 30, 1996 was approximately $183,000, as compared to net income of approximately $459,000 for the three months ended September 30, 1995. These decreases were primarily attributable to interest expense associated with the loan financing.

Rental revenues increased by $160,000 for the nine months ended September 30, 1996, as compared to 1995, primarily due to increases in rental rates and decreases in concessions, which were partially offset by a decrease in occupancy. The decline in occupancy at Chesapeake is primarily due to an upgrade in tenant profile and was effectively offset by an increase in rental rates. Other income increased by $30,000 primarily due to an increase in corporate unit income of $27,000 at Webb Bridge Crossing. Interest income decreased by $109,000 due to a decrease in average working capital reserves available for investment.

Expenses increased by $1,105,000 for the nine months ended September 30, 1996, as compared to 1995, primarily due to increases in mortgage interest expense of $896,000, leasing expense of $13,000, general and administrative expenses of $70,000, painting and decorating expense of $12,000, real estate taxes of $40,000, amortization expense of $60,000 and depreciation expense of $17,000. Interest expense increased due to the mortgage financing in January 1996. Leasing expenses increased primarily due to an increase in corporate unit expenses at Webb Bridge Crossing. General and administrative expenses increased primarily due to an increase in professional and other related costs. Real estate taxes increased primarily due to an increase at Covington Creek. These taxes are currently under appeal. Amortization expense increased due to the additional amortization of the deferred legal and other fees associated with the January 1996 refinancing. All other expenses remained relatively constant.


                                    10 of 12

       WINTHROP APARTMENT INVESTORS LIMITED PARTNERSHIP - FORM 10 - QSB

                               SEPTEMBER 30, 1996



Part II - Other Information


Item 6.          Exhibits and Reports on Form 8-K


           (a)   Exhibits

                 27.  Financial Data Schedule

           (b)   Reports on Form 8-K

                 On September 23, 1996, a current report on Form 8-K was filed with respect to the Registrant's change of independent auditors.

                                    11 of 12

        WINTHROP APARTMENT INVESTORS LIMITED PARTNERSHIP - FORM 10 - QSB

                               SEPTEMBER 30, 1996

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

                       WINTHROP APARTMENT INVESTORS
                       LIMITED PARTNERSHIP

                     BY:      WAI Associates A Limited Partnership
                              Its General Partner

                              BY:      WAI Properties, Inc.
                                       Its General Partner

                                       BY:      /s/ Michael L.  Ashner
                                                Michael L. Ashner
                                                Chief Executive Officer

                                       BY:      /s/ Edward V.  Williams
                                                Edward V. Williams
                                                Chief Financial Officer

                                                DATED: November 13, 1996

                                    12 of 12