Form 10KSB
period 1996-12-31
WINTHROP APARTMENT INVESTORS LIMITED PARTNERSHIP
filed 1997-03-31
CIK 879203

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)

                       of Securities Exchange Act of 1934

                                                 Commission File
For the fiscal year ended December 31, 1996      Number  33-42663

               WINTHROP APARTMENT INVESTORS LIMITED PARTNERSHIP
                    (Exact name of small business issuer as
                          specified in its charter)

       Maryland                            04-3129840
(State of organization)          (IRS Employer Identification No.)

One International Place, Boston, Massachusetts      02110
   (Address of principal executive offices)       (Zip  Code)

Registrant's telephone number including area code:  (617) 330-8600

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $5,198,000

                              Cover Page Continued
                              on Next Page

                                Cover page 2 of 2

No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be computed.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format:  Yes ___  No  X

                                     PART I

Item 1.  Description of Business.

Development

         Winthrop Apartment Investors Limited Partnership (the "Registrant") was organized under the Maryland Revised Uniform Limited Partnership Act (the "Act") for the purpose of making equity investments in existing, income producing residential apartment properties. The Registrant was formed pursuant to a Certificate of Limited Partnership filed on September 5, 1991 with the Maryland State Department of Assessments and Taxation. On April 30, 1992, the Registrant executed an Amended and Restated Limited Partnership Agreement. The general partner of the Registrant is WAI Associates Limited Partnership, a Texas limited partnership ("WAI" or the "General Partner"). (See "Change in Control")

         The Registrant was initially capitalized on or about September 5, 1991 with $1,000, representing a cash contribution to the Registrant from the General Partner of $990 and from WFC Realty Co., Inc., the Initial Limited Partner of the Registrant of $10.

         In January 1992, the Registrant filed a Registration Statement on Form S-11 with the Securities and Exchange Commission with respect to a public offering of 250 units of limited partnership interest ("Units") at a purchase price of $100,000 per Unit. The Registration Statement was declared effective on January 31, 1992. The final admission of Limited Partners into the Registrant occurred on December 31, 1992, at which time subscriptions for 250 Units, representing capital contributions from Limited Partners of $24,700,000 (due to a $300,000 reduction in selling commissions paid by one investor of 37.5 units), had been accepted. Capital contributions, net of selling commissions, sales and registration costs, were utilized to purchase investments in properties and to make temporary short-term investments.

         The current business of the Registrant is owning and operating its existing, income producing residential apartment properties.

         Of the $24,700,000 in equity raised in the Registrant's offering, $167,481 was allocated to organizational costs, $582,519 was allocated to syndication costs, $1,700,000 was paid as selling commissions, leaving $22,250,000 available for property acquisition. Direct property investment of $17,330,000, closing costs of $90,844, acquisition fees of $1,760,000 and the establishment of capital improvement reserves totaling $1,500,000 left a contingency reserve and working capital fund of $1,569,156. The direct property investment was in four residential apartment properties: Webb Bridge Crossing, Chesapeake Apartments (formerly called Lost Mill), Covington Creek Apartments and Northside Circle Apartments. All four of the properties were acquired by the

Registrant directly. At the time of the offering, two of the properties (Webb Bridge Crossing and Chesapeake Apartments) had been acquired by the Registrant. The two other properties were acquired subsequent to the initial offering. See "Item 2, Description of Properties."

Employees

         The Registrant does not have any employees. Services are performed for the Registrant by the General Partner and agents retained by it.

         Management services are performed for the Registrant at its properties by on-site personnel all of whom are employees of Winthrop Management, an affiliate of the General Partner, which directly manages the Registrant's properties. All payroll and associated expenses of such on-site personnel are fully reimbursed by the Registrant to Winthrop Management. Pursuant to a management agreement, Winthrop Management provides certain property management services to the Registrant in addition to providing on-site management. Winthrop Management is a Massachusetts general partnership whose managing general partner is First Winthrop, the parent of the general partner of WAI.

Competition

         The real estate business is highly competitive and the Registrant's properties have active competition from similar properties in the vicinity including, in certain instances, properties owned by affiliates of the Registrant. Furthermore, various limited partnerships controlled by affiliates of the General Partner are also engaged in business which may be competitive with the Registrant. The Registrant is also competing for potential buyers with respect to the ultimate sale of its properties. See "Item 6, Management's Discussion and Analysis or Plan of Operation."

Partnership Agreement Amendment

         In August 1995, the General Partner amended Section 11.13 of the Registrant's partnership agreement to clarify and remove certain ambiguities pertaining to the requirements for calling and voting at a meeting of limited partners, or taking action by written consent of partners in lieu thereof. Such requirements include, among other matters, that any action by written consent may be initiated only by the General Partner or by one or more Limited Partners holding not less than 10% of the outstanding Units.

Change in Control

         The general partner of the Registrant was, until January 1996, Two Winthrop Limited Partnership ("Two Winthrop"). The general partner of Two Winthrop is Nine Winthrop Properties, Inc., a Maryland corporation ("Nine Winthrop") and the sole limited partner of Two Winthrop is Winthrop Financial Associates, A Limited Partnership ("WFA"). Nine Winthrop is a wholly-owned subsidiary of First Winthrop Corporation ("First Winthrop"), which in turn is a wholly-owned subsidiary of WFA. The general partner of WFA is Linnaeus Associates Limited Partnership, a Maryland limited partnership ("Linnaeus").

         During December 1995, the Limited Partners of the Registrant consented to the transfer by Two Winthrop of its general partner interest to WAI in connection with the January 1996 mortgage financing (See "Item 2, Description of Properties"). WAI is a Texas limited partnership whose sole general partner is WAI Properties, Inc., a Texas corporation, a wholly owned subsidiary of First Winthrop. The sole limited partner of WAI is WFA.

         Until December 22, 1994, Arthur J. Halleran, Jr. was the sole general partner of Linnaeus. On December 22, 1994, pursuant to an Investment
Agreement entered into among Nomura Asset Capital Corporation ("NACC"), Mr. Halleran and certain other individuals who comprised the senior management of WFA, the general partnership interest in Linnaeus was transferred to W.L. Realty, L.P. ("W.L. Realty"). W.L. Realty is a Delaware limited partnership, the general partner of which was, until July 18,

1995, A.I. Realty Company, LLC ("Realtyco"). The equity securities of Realtyco were held by certain employees of NACC.

         On July 18, 1995 Londonderry Acquisition II Limited Partnership, a Delaware limited partnership ("Londonderry II"), an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"), acquired, among other things, Realtyco's general partner interest in W.L. Realty and a sixty four percent (64%) limited partnership interest in W.L. Realty. WFA owns the remaining thirty-five (35%) limited partnership interest.

         As a result of the foregoing acquisitions, Londonderry II is the sole general partner of W.L. Realty which is the sole general partner of Linnaeus, which in turn is the sole general partner of WFA. As a result of the foregoing, effective July 18, 1995, Londonderry II became the controlling entity of the Two Winthrop. In connection with the transfer of control, the officers and directors of WFA resigned and Londonderry II appointed new officers and directors. See "Item 9, Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act."

Tender Offer

         On March 4, 1997, LON-WAI Associates L.L.C. ("LON-WAI") commenced an offer to purchase up to 113 units of limited partnership interests in the Registrant (the "Offer"), which units represent approximately 45.2% of the total outstanding units in the Registrant. The members or LON-WAI and the General Partner are affiliates. As a result of this affiliation, the Registrant has remained neutral as to the whether Unitholders should tender their units. The Offer is scheduled to close, subject to extension, on March 31, 1997. If the number of Unitholders who tender their units in the Offer cause the Partnership to have less than 300 Unitholders at the beginning of any year, then the

Registrant's obligations to make periodic filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 will be suspended as to that year. However, pursuant to the terms of the Agreement of Limited Partnership of the Registrant, the Registrant will continue to furnish Unitholders with annual audited financial statements and quarterly unaudited financial statements.

Item 2.  Description of Properties.

         The following tables set forth the location, acquisition date, number of units and original purchase price for the Registrant's properties:


                                                             Acquisition                          Acquisition
Property Name                        Location                    Date          Units                 Cost
-------------                        --------                 ----------       -----             -----------

Webb Bridge Crossing                 Alpharetta, GA            11/22/91          164             $ 4,725,000

Chesapeake (formerly                 Austin, TX                 1/17/92          124             $ 1,855,000
  Lost Mill)

Covington Creek                      Irving, TX                11/18/92          248             $ 6,300,000

Northside Circle                     Atlanta, GA                1/20/93          219             $ 4,450,000

                                                                                 ---             -----------
     TOTAL                                                                       755             $17,330,000
                                                                                 ---             -----------
                                                                                 ---             -----------


         The following table sets forth the average annual occupancy rate and per unit average monthly rental rate at the Registrant's properties for the years ended December 31, 1996 and 1995:

                          Average Rental        Average Occupancy
                              Rate                      Rate
                           -----------          ------------------
                           1996    1995         1996     1995
                           ----    ----         ----     ----
Webb Bridge Crossing       $693    $650         87.5%    91.1%
Chesapeake                 $539    $504         93.0%    96.3%
Covington Creek            $554    $536         95.0%    93.2%
Northside Circle           $656    $623         87.0%    90.3%

         The Registrant maintains property and liability insurance on the properties, which the Registrant believes to be adequate.

         On January 5, 1996, the Registrant closed a new first mortgage loan in the amount of $16,000,000 secured by all of the properties. The loan amount was allocated $2,080,000, $4,320,000, $5,120,000 and $4,480,000 to Chesapeake
Apartments, Covington Creek Apartments, Northside Circle Apartments and Webb Crossing Apartments, respectively. The mortgage loan bears interest at an initial rate of 7.27% (until the "Optional Prepayment Date", as defined herein), requires monthly principal and interest payments of $109,365 and matures in February 2026.

The Registrant has the option to prepay the mortgage loan without penalty on, or three months before, February 1, 2003 (the "Optional Prepayment Date"). If the Registrant does not elect to prepay the loan, the interest rate will be adjusted to the greater of 12.27% or a "Treasury Rate" (as defined in the loan documents) plus 7.75 percentage points. The properties are cross collateralized subject to a Defeasance Option (as defined under the loan documents) which generally allows the prepayment and release of collateral if the collateral is substituted with U.S. obligations which provide for like payments due under the terms of the mortgage note. The note may be assumed, subject to the lender's consent. The loan is non-recourse to the Registrant (and totally non-recourse to the Limited Partners), subject to certain exceptions such as fraud, waste or environmental matters. The Registrant was required to fund approximately $278,000 in reserves at closing to complete certain required capital improvements to the properties, and establish tax and insurance escrows. The Registrant is also required to fund an ongoing replacement reserve escrow. In connection with the closing, Two Winthrop was replaced as the Managing General Partner of the Registrant with WAI Associates Limited Partnership. This transfer was approved by a majority in interest of the Limited Partners pursuant to a Consent Solicitation. The lender required the transfer of the general partnership interest as a condition to making the loan, to assure that the Registrant and its general partner are single purpose entities, formed solely for the purpose of owning and operating the properties. A portion of the proceeds from the financing were distributed to the Limited Partners (see "Item 5, Market for Registrant's Common Equity and Related Stockholder Matters").

         Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of each of the Registrant's properties as of December 31, 1996:

                      Gross
                     Carrying      Accumulated                      Federal
Property              Value       Depreciation  Rate  Method       Tax Basis
--------              -----       ------------  ----  ------       ---------
Webb Bridge Crossing  $5,020,229    $590,667     5-40   S/L        $4,281,966
Chesapeake             2,406,918     515,630     3-40   S/L         1,732,805
Covington Creek        6,580,090     708,021     5-40   S/L         5,719,153
Northside Circle       4,851,481     490,079     3-40   S/L         4,279,201

         The following table sets forth the realty tax rate and realty taxes paid for each Property in 1996:

Property                            Tax Rate                  Taxes Paid
--------                            --------                  ----------
Webb Bridge Crossing                7.88/1,000                $ 93,492.28
Chesapeake                          2.54/100                    85,251.46
Covington Creek                     2.62/100                   206,544.37
Northside Circle                    5.53/100                   139,503.44

Item 3.  Legal Proceedings.

         Registrant is not a party, nor are any of its properties subject, to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Except as disclosed below, no matter was submitted to a vote of security holders during the period covered by this report.

         In December 1995, a consent solicitation was forwarded to Limited Partners to solicit their consent to the transfer of the general partnership interest from Two Winthrop to WAI in connection with the January 1996 Property Financing. See "Item 1, Description of Business - Change in Control" and "Item 2, Description of Properties."

                                     PART II

Item 5.           Market for the Registrant's Common Stock and
                  Related Stockholders Matters.

         The Registrant is a partnership and thus has no common stock. There is no active market for the Units. Trading in the Units is sporadic and occurs through private transactions. See Item 1, "Description of Business Tender Offer" for information relating to the tender offer for Units made by an affiliate of the Managing General Partner

         As of March 15, 1997, there were approximately 346 holders of Units holding 250 Units. If the number of Unitholders who tender their units in the Offer cause the Registrant to have less than 300 Unitholders at the beginning of any year, then the Registrant's obligations to make periodic filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 will be suspended as to that year. However, pursuant to the terms of the Agreement of Limited Partnership of the Registrant, the Registrant will continue to furnish Unitholders with annual audited financial statements and quarterly unaudited financial statements.

         Distributions of $1,090,909 ($4,200 per Unit) and $1,174,242 ($4,500
per Unit) were made on May 12, 1995 and September 5, 1995, respectively, representing cash from property operations and interest earned on the Registrant's reserves for the second half of 1994 and the first half of 1995. During the year ended December 31, 1996, the Registrant distributed $17,718,434 to the partners of which approximately $60,000 represented net proceeds available for distribution from the January 1996 property financing, and the balance was from cash from property operations and interest earned on the Registrant's reserves. See "Item 6, Management's Discussion and Analysis or Plan of Operation," for information relating to the Registrant's future distributions.

Item 6.           Management's Discussion and Analysis or Plan of Operation.

Liquidity and Capital Resources

         All of the Registrant's real estate properties are residential properties with apartments leased to tenants subject to leases of up to one year. The Registrant receives rental income from its apartments and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. The Registrant uses working capital reserves provided from any undistributed cash flow from operations and financing of properties as its primary sources of liquidity. For the year ended December 31, 1996, the Registrant distributed to the holders of limited partnership units $70,030 per unit ($17,507,500 in total), of which approximately $60,000 per unit represented net proceeds available for distribution from the January 1996 property financing (see "Item 7, Financial Statements - Note 4). The general partner was entitled to receive $308,000 for the year ended December 31, 1996. The general partner was underpaid $97,000 of the 1996 distributions which will be adjusted for in 1997. Future distributions from operations will be reduced due to the 1996 property financing which will require annual debt service payments of approximately $1,300,000, until the anticipated optional prepayment date of the loan in February 2003.

         The level of liquidity based upon the Registrant's cash and cash equivalents experienced a $2,235,000 decrease at December 31, 1996, as compared to December 31, 1995. The decrease was due to $2,514,000 of net cash used in financing activities and $437,000 of cash used in investing activities, which was partially offset by $716,000 of net cash provided by operating activities. Financing activities consisted of $16,000,000 of proceeds from the mortgage financing, which was offset by $17,718,000 of distributions to partners, $681,000 of deferred financing costs incurred in connection with the mortgage financing and $115,000 of mortgage principal payments. Investing activities consisted of $214,000 of improvements to real estate and $223,000 of replacement reserve deposits required in connection with the mortgage financing. The decline in net cash from operating activities during the year ended December 31, 1996, as compared to 1995, was primarily the result of interest expense incurred on the January 1996 financing. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

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

         The markets in which the Registrant's properties are located (Atlanta, Dallas and Austin) remain relatively stable. The Atlanta market is becoming more competitive as a result of new apartment complexes that were completed in 1995. Despite new construction activity, the Austin market continues to remain stable. The Registrant spent $214,000 on capital improvements during the year ended December 31, 1996. The Registrant does not have any significant capital improvements planned for 1997. Other than cash and cash equivalents, the Registrant has no other available sources of liquidity.

         See "Item 1, Description of Business" for information relating to the tender offer made by an affiliate of the General Partner for units of limited partnership interest in the Registrant.

Results of Operations

         Net income decreased by $1,401,000 for the year ended December 31, 1996, as compared to 1995, primarily due to the $1,187,000 of mortgage interest expense incurred on the aforementioned property financing.

         Rental revenues increased by $171,000 primarily due to an increase in rental rates at all of the Registrant's properties which were partially offset by a decrease in occupancy at the Registrant's Chesapeake, Northside Circle and Webb Bridge Crossing properties. Other income increased by $24,000 primarily due to an increase in corporate unit income at the Registrant's Webb Bridge Crossing property. Interest income decreased by $145,000 due to a decrease in average working capital reserves available for investment.

         Expenses increased by $1,451,000 for the year ended December 31, 1996, as compared to 1995, primarily due to mortgage interest expense of $1,187,000 incurred in connection with the January 1996 financing, and increases in general and administrative expenses of $93,000, amortization expense of $80,000 and depreciation expense of $60,000. General and administrative expenses increased primarily due to an increase in professional and other related costs. Amortization expense increased primarily due to the additional amortization of the deferred legal and mortgage costs associated with the January 1996 financing. Depreciation expense increased due to the effect of fixed asset additions at all of the Registrant's properties. All other expenses remained relatively constant.

Item 7.     Financial Statements

                WINTHROP APARTMENT INVESTORS LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 1996

                                      INDEX

Independent Auditors' Reports............................................F-2

Financial Statements:

         Balance Sheets as of December 31, 1996 and 1995.................F-4

         Statements of Operations for the Years Ended

         December 31, 1996 and 1995......................................F-5

         Statements of Partners' Capital for

         the Years Ended December 31, 1996 and 1995......................F-6

         Statements of Cash Flows for the Years Ended

         December 31, 1996 and 1995......................................F-7

         Notes to Financial Statements...................................F-8

                          Independent Auditors' Report

To the Partners of

Winthrop Apartment Investors Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheet of Winthrop Apartment Investors Limited Partnership (a Maryland limited partnership) as of December 31, 1996 and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Apartment Investors Limited Partnership, a Maryland limited partnership, as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                 /s/ Imowitz Koenig & Co., LLP

New York, New York
January 30, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Winthrop Apartment Investors Limited Partnership:

We have audited the accompanying balance sheets of Winthrop Apartment Investors Limited Partnership (a Maryland limited partnership) as of December 31, 1995 and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Apartment Investors Limited Partnership as of December 31, 1995, the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                            ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 2, 1996

                    WINTHROP APARTMENT INVESTORS LIMITED PARTNERSHIP

                                                    BALANCE SHEETS
                                           (In Thousands, Except Unit Data)





                                                                                          DECEMBER 31,
                                                                           --------------------------------------------
ASSETS                                                                            1996                   1995
                                                                           -------------------    ---------------------
Real Estate, At Cost:
     Land                                                                  $            3,666     $              3,666
     Buildings and improvements, net of accumulated
        depreciation of $2,304 (1996) and $1,706 (1995)                                12,889                   13,273
                                                                           -------------------    ---------------------
                                                                                       16,555                   16,939

Other Assets:

Cash and cash equivalents                                                               1,220                    3,455
Escrow deposits and replacement reserves                                                  756                        -
Other assets                                                                              417                      306
Deferred costs, net of accumulated amortization
     of $489 (1996) and $293 (1995)                                                     2,284                    1,799
                                                                           -------------------    ---------------------

     Total Assets                                                          $           21,232     $             22,499
                                                                           ===================    =====================


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Mortgage payable                                                           $           15,885     $                  -
Accounts payable and accrued expenses                                                     458                      381
Security deposits                                                                         127                      125
                                                                           -------------------    ---------------------

     Total Liabilities                                                                 16,470                      506
                                                                           -------------------    ---------------------

Partners' capital:
     Limited partners' capital; 250 units authorized,

         issued and outstanding                                                         5,062                   22,013

     General partner's deficit                                                           (300)                     (20)
                                                                           -------------------    ---------------------

     Total Partners' Capital                                                            4,762                   21,993
                                                                           -------------------    ---------------------

     Total Liabilities and Partners' Capital                               $           21,232     $             22,499
                                                                           ===================    =====================



                                          See notes to financial statements

                     WINTHROP APARTMENT INVESTORS LIMITED PARTNERSHIP

                                                 STATEMENTS OF OPERATIONS
                                             (In Thousands, Except Unit Data)



                                                                                       YEARS ENDED DECEMBER 31,
                                                                            -----------------------------------------------
                                                                                    1996                      1995
                                                                            ---------------------     ---------------------
Income:

     Rental                                                                  $             4,884      $              4,713
     Other                                                                                   255                       231
     Interest                                                                                 59                       204
                                                                            ---------------------     ---------------------

        Total Income                                                                       5,198                     5,148
                                                                            ---------------------     ---------------------

Expenses:

     Mortgage interest                                                                     1,187                         -
     Leasing                                                                                 208                       191
     General and administrative                                                              399                       306
     Management fees                                                                         254                       243
     Utilities                                                                               375                       392
     Repairs and maintenance                                                                 634                       626
     Painting and decorating                                                                 155                       138
     Insurance                                                                               175                       180
     Taxes                                                                                   564                       564
     Amortization                                                                            162                        82
     Depreciation                                                                            598                       538
                                                                            ---------------------     ---------------------

        Total expenses                                                                     4,711                     3,260
                                                                            ---------------------     ---------------------

        Net income                                                          $                487      $              1,888
                                                                            =====================     =====================

Net income allocated to general partners                                    $                 28      $                 75
                                                                            =====================     =====================

Net income allocated to limited partners                                    $                459      $              1,813
                                                                            =====================     =====================

Net income per Unit of Limited Partnership Interest                          $             1,836      $              7,252

                                                                            =====================     =====================

Distributions per Unit of Limited Partnership Interest                       $            69,640      $              8,700
                                                                            =====================     =====================



                                            See notes to financial statements

                       WINTHROP APARTMENT INVESTORS LIMITED PARTNERSHIP

                                              STATEMENT OF PARTNERS' CAPITAL
                                          YEARS ENDED DECEMBER 31, 1996 AND 1995
                                             (In Thousands, Except Unit Data)



                                             Units of
                                              Limited              General                 Limited                Total
                                            Partnership           Partner's               Partners'             Partners'
                                             Interest              Deficit                 Capital               Capital
                                         ------------------  --------------------   ----------------------  -------------------
Balance - January 1, 1995                              250   $                (5)   $              22,375   $           22,370

Distributions                                            -                   (90)                  (2,175)              (2,265)
Net income                                               -                    75                    1,813                1,888
                                         ------------------  --------------------   ----------------------  -------------------

Balance - December 31, 1995                            250                   (20)                  22,013               21,993

Distributions                                            -                  (308)                 (17,410)             (17,718)
Net income                                               -                    28                      459                  487
                                         ------------------  --------------------   ----------------------  -------------------

Balance - December 31, 1996                            250     $            (300)   $               5,062   $            4,762
                                         ==================  ====================   ======================  ===================




                                              See notes to financial statements.

                     WINTHROP APARTMENT INVESTORS LIMITED PARTNERSHIP

                                                 STATEMENTS OF CASH FLOWS
                                                      (In Thousands)


                                                                                       YEARS ENDED DECEMBER 31,
                                                                            -----------------------------------------------
                                                                                    1996                      1995
                                                                            ---------------------     ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                              $               487      $              1,888
        Adjustments to reconcile net income to
        net cash provided by operating activities:
        Depreciation                                                                         598                       538
        Amortization                                                                         196                        82
        Changes in assets and liabilities:
           Increase in escrow deposits                                                      (533)                        -
           Increase in other assets                                                         (111)                      (67)
           Increase in accounts payable and accrued expenses                                  77                        56
           Increase (decrease) in security deposits
              liability                                                                        2                        (3)
                                                                            ---------------------     ---------------------

        Net cash provided by operating activities                                            716                     2,494
                                                                            ---------------------     ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to real estate                                                               (214)                     (235)
     Reserve for replacement deposits                                                       (223)                        -
                                                                            ---------------------     ---------------------

        Cash (used in) investing activities                                                 (437)                     (235)
                                                                            ---------------------     ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from mortgage financings                                                    16,000                         -
     Principal payments on mortgage                                                         (115)                        -
     Deferred financing costs                                                               (681)                     (120)
     Distributions                                                                       (17,718)                   (2,265)
                                                                            ---------------------     ---------------------

        Net cash (used in) financing activities                                           (2,514)                   (2,385)
                                                                            ---------------------     ---------------------

Net (decrease) in cash and cash equivalents                                               (2,235)                     (126)

Cash and Cash Equivalents, Beginning of Year                                 $             3,455      $              3,581
                                                                            ---------------------     ---------------------


Cash and Cash Equivalents, End of Year                                       $             1,220      $              3,455
                                                                            =====================     =====================

Supplemental Disclosure of Cash Flow Information -
     Cash paid for interest                                                  $             1,088      $                  -
                                                                            =====================     =====================





                                            See notes to financial statements.
                                                          F - 7

                          WINTHROP APARTMENT INVESTORS

                               LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Winthrop Apartment Investors Limited Partnership (the "Partnership") was organized on September 5, 1991 under the laws of the State of Maryland for the purpose of acquiring, renovating, operating and managing residential apartment complexes. The Partnership's properties are located in Austin, Texas (Chesapeake Apartments); Irving, Texas (Covington Creek Apartments); Fulton County, Georgia (Webb Bridge Crossing Apartments); and Atlanta, Georgia (Northside Circle Apartments).

     The general partner of the Partnership is WAI Associates Limited Partnership, a Texas limited Partnership ("WAI" or the "General Partner"), whose sole general partner is WAI Properties, Inc., a Texas corporation and a wholly owned subsidiary of First Winthrop Corporation ("First Winthrop"). The sole limited partner of WAI is Winthrop Financial Associates ("WFA"). First Winthrop is a wholly owned subsidiary of WFA. The general partner of the Partnership was, until January 1996, Two Winthrop Limited Partnership ("Two Winthrop") an affiliate of WAI.

     The Partnership was capitalized with $24,700,000 of contributions representing 250 investor limited partnership units. The offering closed on December 31, 1992. The general partner and affiliates contributed $1,000.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

     Income Taxes

     Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

     Deferred Costs

     Organization costs are amortized on the straight-line basis over five years. Acquisition fees are amortized on the straight-line basis over 27.5 and 40 years. Deferred financing costs are amortized on the straight-line basis over the life of the loan. Financing fees paid to the lender are amortized as interest expense over the life of the loan.

     Depreciation

     The Partnership provides for depreciation of buildings and improvements on the straight-line basis over their estimated useful lives of 40 years for buildings and improvements and 3 to 15 years for personal property.

                          WINTHROP APARTMENT INVESTORS

                               LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                   (Continued)

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Concentration of Credit Risk

     Principally all of the Partnership's cash and cash equivalents consist of a mutual fund that invests in U.S treasury bills and repurchase agreements with original maturity dates of three months or less.

     Reclassification

     Certain amounts from 1995 have been reclassified to conform to the 1996 presentation.

2.   RELATED PARTY TRANSACTIONS


     Winthrop Management, an affiliate of the managing general partner, is paid an annual property management fee equal to 5% of gross receipts from all Partnership properties managed by Winthrop Management. Such fees aggregated $254,000 and $243,000 in 1996 and 1995, respectively. Winthrop Management was also paid an $80,000 fee relating to the mortgage financing (see Note
     4).

3.   DEFERRED COSTS

     The following is a summary of the deferred costs:

                                                   December 31,
                                      --------------------------------------
                                           1996                    1995
                                           ----                    ----

   Organization costs                 $       167,000        $       167,000
   Acquisition costs                        1,805,000              1,805,000
   Financing costs                            801,000                120,000
                                     ----------------        ---------------

                                            2,773,000              2,092,000

   Less-Accumulated amortization              489,000                293,000
                                     ----------------         --------------

                                     $      2,284,000        $     1,799,000
                                     ================        ===============

                          WINTHROP APARTMENT INVESTORS

                               LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                   (Continued)


4.   MORTGAGE PAYABLE

     On January 5, 1996, the Partnership obtained a mortgage loan in the amount of $16,000,000 secured by all of the properties. The loan amount was allocated $2,080,000, $4,320,000, $5,120,000 and $4,480,000 to Chesapeake
     Apartments, Covington Creek Apartments, Northside Circle Apartments and Webb Crossing Apartments, respectively. The mortgage loan bears interest at an initial rate of 7.27% (until the "Optional Prepayment Date", as defined), requires monthly principal and interest payments of approximately $109,000 and matures in February 2026. The Partnership has the option to prepay the mortgage loan without penalty on, or three months before, February 1, 2003 (the "Optional Prepayment Date"). If the Partnership does not elect to prepay the loan, the interest rate will be adjusted to the greater of 12.27% or a "Treasury Rate" (as defined) plus 7.75 percentage points. The Partnership was required to fund approximately $278,000 in reserves at closing to complete certain required capital improvements to the properties, and establish tax and insurance escrows. The Partnership is also required to fund an ongoing replacement reserve. In connection with the closing, Two Winthrop was replaced as the General Partner of the Partnership with WAI Associates Limited Partnership. The lender required the transfer of the general partnership interest as a condition to making the loan to assure that the Partnership and its general partner are single purpose entities, formed solely for the purpose of owning and operating the properties.

     As of December 31, 1996 principal payments are required as follows:

                           1997         $        163,000
                           1998                  175,000
                           1999                  188,000
                           2000                  202,000
                           2001                  218,000
                           Thereafter         14,939,000
                                        ----------------

                           Total        $     15,885,000
                                        ================

5.   ALLOCATION OF INCOME, LOSSES AND DISTRIBUTIONS

     In accordance with the partnership agreement, cash flow distributions shall be allocated 99% to the limited partners and 1% to the general partner, until the limited partners have received a 6% noncumulative, noncompounded annual rate of return on their net invested capital, at which point the remainder shall be distributed 90% to the limited partners and 10% to the general partner. Distributions of cash other than cash flow shall be distributed in accordance with the partnership agreement with no less than 1% allocated to the general partner. Income shall be allocated to the partners in proportion to the cash available for distribution to the partners; losses shall be allocated 90% to the limited partners and 10% to the general partner. If there is no such cash available for distribution, income will be allocated 90% to the limited partners and 10% to the general partner.

                          WINTHROP APARTMENT INVESTORS

                               LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                   (Continued)

6.   DISTRIBUTIONS

     The Partnership distributed $17,410,000 ($69,640 per unit) to the Limited Partners during the year ended December 31, 1996. The General Partner was entitled to $308,000 for the year ended December 31, 1996. The General Partner was underpaid $97,000 of the 1996 distributions which will be adjusted for in 1997. The distributions included approximately $14,923,000 of proceeds from a January 1996 mortgage financing (see Note 4).

     For the year ended December 31, 1995, distributions of $2,175,000 ($8,700 per unit) and $90,000 were paid to the limited and General Partners, respectively.

7.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents of $1,220,000 approximates fair value due to the short term nature of such instruments. The carrying amount of the Partnership's mortgage note of $15,885,000 approximates its fair value based on the recent financing of such note.

8.   TAXABLE INCOME

     The Partnership's taxable income for 1996 and 1995 differs from that for financial reporting purposes as follows:



                                                                    1996                      1995
                                                                    ----                      ----
Net income for financial reporting purposes                       $487,000               $1,888,000
Accelerated depreciation on real and personal property             (78,000)                (147,000)
Assets with estimated useful lives of greater than
  one year for tax purposes                                              -                   95,000
                                                                 ---------               ----------


      Taxable income                                              $409,000               $1,836,000
                                                                 ==========               ==========


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Effective September 19, 1996, the Registrant dismissed its prior Independent Auditors, Arthur Andersen LLP ("Arthur Andersen") and retained as its new Independent Auditors, Imowitz Koenig & Co., LLP ("Imowitz Koenig"). Arthur Andersen's Independent Auditors' Report on the Registrant's financial statements for calendar year ended December 31, 1995, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Registrant's managing general partner's directors. During calendar year ended 1995 and through September 19, 1996, there were no disagreements between the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Arthur Andersen, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

         Effective September 19, 1996, the Registrant engaged Imowitz Koenig as its Independent Auditors. The Registrant did not consult Imowitz Koenig regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-B prior to September 19, 1996.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         Neither the Registrant nor its general partner, WAI Associates Limited Partnership ("WAI" of the "General Partner") has any officers or directors. WAI Properties, Inc. manages and controls substantially all of WAI's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 1997, the names of the directors and executive officers of WAI Properties, Inc. and the position held by each of them are as follows:

                                                         Has Served as
                              Position Held with         a Director or
Name                          WAI Properties, Inc.       Officer Since
----                          --------------------       -------------

Michael L. Ashner            Chief Executive Officer      1-96
                              and Director

Richard J. McCready          President and
                             Chief Operating Officer      7-95


Jeffrey Furber               Executive Vice President     7-95
                             and Secretary

Edward Williams              Chief Financial Officer      4-96
                             Vice President and
                             Treasurer

Peter Braverman              Senior Vice President        1-96

         Michael L. Ashner, age 45, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Richard J. McCready, age 38, is the President and Chief Operating Officer of WFA and its subsidiaries. Mr. McCready previously served as a Managing Director, Vice President and Clerk of WFA and a Director, Vice President and Clerk of the Managing General Partner and all other subsidiaries of WFA. Mr. McCready joined the Winthrop organization in 1990.

         Jeffrey Furber, age 37, has been the Executive Vice President of WFA and the President of Winthrop Management since January 1996. Mr. Furber served as a Managing Director of WFA from January 1991 to December 1995 and as a Vice President from June 1984 until December 1990.

         Edward V. Williams, age 56, has been the Chief Financial Officer of WFA since April 1996. From June 1991 through March 1996, Mr. Williams was Controller of NPI and NPI Management. Prior to 1991, Mr. Williams held other real estate related positions including Treasurer of Johnstown American Companies and Senior Manager at Price Waterhouse.

         Peter Braverman, age 45, has been a Senior Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

         One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79

Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Partners 81 Limited Partnership; Winthrop Partners 93 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1626 New York Associates Limited Partnership; 1999 Broadway Associates Limited Partnership; Indian River Citrus Investors Limited Partnership; Nantucket Island Associates Limited Partnership; One Financial Place Limited

Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership; Winthrop Interim Partners I, A Limited Partnership; Southeastern Income Properties Limited Partnership; Southeastern Income Properties II Limited Partnership; and Winthrop Miami Associates Limited Partnership.

         Except as indicated above, neither the Registrant nor the General Partner has any significant employees within the meaning of Item 401(b) of Regulation S-B. There are no family relationships among the officers and directors of WAI Properties, Inc.

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Forms 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer or beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10. Executive Compensation.

         The Registrant is not required to and did not pay any compensation to the officers or directors of the general partner of the General Partner. The general partner of the General Partner does not presently pay any compensation to any of its officers and directors (See "Item 12, Certain Relationships and Related Transactions").

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The General Partner owns all the outstanding general partnership interests. The only person or group that is known by the Registrant to be the beneficial owner of more than 5% of the outstanding Units as of December 31, 1996, is Norwest Bank Minnesota, N.A., Trustee for Norwest Corporation Pension Plan, Norwest Center, Sixth and Marquette, Minneapolis, Minnesota

55479, which holds 37.5 units, representing 15% of the Units outstanding. Norwest Bank Minnesota, N.A. and Norwest Corporation
Pension Plan are entities which are unaffiliated with the General
Partner and its affiliates. Under the Registrant's partnership agreement, the voting rights of the Limited Partners are limited and in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

         LON-WAI Associates L.L.C. ("LON-WAI"), an entity affiliated with the General Partner, which presently owns two limited partnership units, has commenced a tender offer to acquire up to 113 limited partnership units in the Registrant or approximately 45.2% of the outstanding Units.

         None of the officers, directors or the general partner of the General Partner own any Units.

         There exists no arrangement known to the Registrant the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 12. Certain Relationships and Related Transactions.

         Winthrop Management, an affiliate of the General Partner, is paid an annual property management fee equal to 5% of gross receipts from all the Registrant's properties managed by Winthrop Management. Winthrop Management was paid $254,000 and $243,000 for the years ended December 31, 1996 and 1995, respectively for such services. In addition, the Registrant paid to Winthrop Management a $80,000 fee in connection with the financing of the Registrant's properties in January 1996.

         For the years ended December 31, 1996 and 1995, the General Partner received distributions from the Registrant of $308,000 and $90,000, respectively. The distribution paid to the General Partner in 1996 was approximately $97,000 less than the distribution to which the General Partner was entitled pursuant to the terms of the Registrant's Agreement of Limited Partnership. Accordingly, adjustment will be made to the 1997 distributions to account for this underpayment.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K.

(a)      Exhibits:

                  The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this

                  Annual Report as set forth in said Index.

(b)      Reports on Form 8-K - None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           WINTHROP APARTMENT INVESTORS LIMITED PARTNERSHIP

                           By:      WAI Associates Limited Partnership,
                                    its General Partner

                                    By:     WAI Properties, Inc.,
                                            its General Partner

                            By: /s/ Michael L. Ashner
                                ---------------------
                                    Michael Ashner
                                    Chief Executive Officer

Date:  March 28, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Name            Title                    Date
--------------            -----                    ----

/s/ Michael Ashner        Chief Executive          March 28, 1997
------------------
Michael Ashner            Officer and Director

/s/ Edward Williams       Chief Financial Officer  March 28, 1997
-------------------
Edward Williams

                                Index to Exhibits


Exhibit
Number                                               Document                                             Page
------                                               --------                                             ----


3,4(a)           Agreement of Limited Partnership of the Registrant, dated as of September 4, 1991        (1)

3,4(b)           Amended and Restated Limited Partnership Agreement of the Registrant, dated as           (1)
                 of April 30, 1992

3,4(c)           Amendment to Amended and Restated Limited Partnership Agreement of Winthrop              (2)
                 Apartment Investors Limited Partnership dated August 23, 1995

3,4(d)           Consent Solicitation dated December 1995                                                 (3)

10(a)            Management Agreement between the Registrant and Winthrop Management for                  (4)
                 management of Webb Bridge Crossing, dated as of November 27, 1991

10(b)            Management Agreement between the Registrant and Winthrop Management for                  (4)
                 management of Covington Creek Apartments

10(c)            Management Agreement between the Registrant and Winthrop Management for                  (4)
                 management of Lost Mill Apartments (now called Chesapeake Apartments), dated as of February 4, 1992

10(d)            Management Agreement between the Registrant and Winthrop Management for                  (4)
                 management of Northside Circle Apartments, dated January 20, 1993

10(e)            Loan Agreement dated as of January 5, 1996 between the Registrant, as Borrower,          (5)
                 and Nomura Asset Capital Corporation, as Lender

10(f)            Promissory Note dated as of January 5, 1996 issued by the Registrant to Nomura           (5)
                 Asset Capital Corporation



10(g)            Form of Deed of Trust, Assignment of Leases and Rents and Security Agreement            (5)
                 between Registrant and Nomura Asset Capital Corporation

16               Letter dated September 19, 1996 from Arthur Andersen LLP.                                (6)

27               Financial Data Schedule

(1) Incorporated by reference to the Registrant's Annual Report on Form 10-K dated March 31, 1994, for the year ended December 31, 1993

(2) Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 23, 1995


(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995

(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

(5) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995

(6) Incorporated by reference to the Registrant's Current Report on Form 8-K dated September 19, 1996