Form 10QSB
period 1997-03-31
WINTHROP APARTMENT INVESTORS LIMITED PARTNERSHIP
filed 1997-05-15
CIK 879203

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X     No ____



                                     1 of 10

         WINTHROP APARTMENT INVESTORS LIMITED PARTNERSHIP - FORM 10-QSB

                                 MARCH 31, 1997

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


Balance Sheets  (Unaudited)

(In Thousands, Except Unit Data)

                                                               March 31,  December 31,
Assets                                                           1997        1996
                                                               --------    --------
Real estate, at cost:

Land                                                           $  3,666    $  3,666
Buildings and improvements, net of accumulated
   depreciation of $2,454 (1997) and $2,304 (1996)               12,811      12,889
                                                               --------    --------

                                                                 16,477      16,555

Other Assets:

Cash and cash equivalents                                         1,431       1,220
Escrow deposits and replacement reserves                            653         756
Other assets                                                        361         417
Deferred costs, net of accumulated amortization
   of $535 (1997) and $489 (1996)                                 2,238       2,284
                                                               --------    --------


     Total assets                                              $ 21,160    $ 21,232
                                                               ========    ========

Liabilities and Partners' Capital

Liabilities:

Mortgage payable                                               $ 15,846    $ 15,885
Accounts payable and accrued expenses                               288         458
Security deposits                                                   124         127
                                                               --------    --------

     Total liabilities                                           16,258      16,470

                                                               --------    --------

Partners' capital:

     Limited partners' capital; 250 units authorized, issued
        and outstanding                                           5,201       5,062
     General partner's deficit                                     (299)       (300)
                                                               --------    --------

               Total Partners' Capital                            4,902       4,762
                                                               --------    --------

               Total Liabilities and Partners'  Capital        $ 21,160    $ 21,232
                                                               ========    ========





                       See notes to financial statements.

                                     2 of 10

         WINTHROP APARTMENT INVESTORS LIMITED PARTNERSHIP - FORM 10-QSB

                                 MARCH 31, 1997


Statements of Operations  (Unaudited)

                                                          For the Three Months Ended
(In Thousands, Except Unit Data)                             March 31,   March 31,
                                                               1997       1996
                                                              -------    -------
Income:

     Rental                                                   $ 1,214    $ 1,167
     Other                                                         61         58
     Interest                                                      11         30
                                                              -------    -------

         Total income                                           1,286      1,255
                                                              -------    -------


Expenses:

     Mortgage interest                                            296        292
     Leasing                                                       34         52
     General and administrative                                   105        103
     Management fees                                               63         61
     Utilities                                                    120         87
     Repairs and maintenance                                      142        154
     Painting and decorating                                       25         34
     Insurance                                                     36         46
     Taxes                                                        137        139
     Amortization                                                  38         21
     Depreciation                                                 150        141
                                                              -------    -------

         Total expenses                                         1,146      1,130
                                                              -------    -------

         Net income                                           $   140    $   125
                                                              =======    =======

Net income allocated to general partners                      $     1    $     1
                                                              =======    =======

Net income allocated to limited partners                      $   139    $   124
                                                              =======    =======


Net income per Unit of Limited Partnership Interest           $   556    $   496
                                                              =======    =======

Distributions per Unit of Limited Partnership Interest        $  --      $68,500
                                                              =======    =======




                       See notes to financial statements.

                                     3 of 10

         WINTHROP APARTMENT INVESTORS LIMITED PARTNERSHIP - FORM 10-QSB

                                 MARCH 31, 1997

Statements of Partners' Capital  (Unaudited)

(In Thousands, Except Unit Data)

                                              Units of
                                              Limited                General                 Limited                  Total
                                            Partnership             partner's               partners'               partners'
                                              Interest              (deficit)                capital                 capital
                                       --------------------    ---------------------   ---------------------   --------------------
Balance - January 1, 1997                            250              $ (300)                   $5,062                   $4,762

    Net income                                        --                   1                       139                      140
                                                  ------              ------                    ------                   ------

Balance - March 31, 1997                             250              $ (299)                   $5,201                   $4,902
                                                  ======              ======                    ======                   ======




                       See notes to financial statements.

                                     4 of 10

         WINTHROP APARTMENT INVESTORS LIMITED PARTNERSHIP - FORM 10-QSB

                                 MARCH 31, 1997


Statements of Cash Flows  (Unaudited)

                                                          For the Three Months Ended
(In Thousands)                                               March 31,   March 31,
                                                               1997        1996
                                                             --------    --------
Cash Flows from Operating Activities:

Net income                                                   $    140    $    125
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
     Depreciation                                                 150         141
     Amortization                                                  46          45

     Changes in assets and liabilities:
         Decrease (increase) in other assets                       56        (408)
         Decrease in escrow deposits                              139          --
         Decrease in accounts payable and accrued expenses       (170)        (80)
         Decrease in security deposits liability                   (3)         (3)
                                                             --------    --------

Net cash provided by (used in) operating activities               358        (180)
                                                             --------    --------

Cash Flows from Investing Activities:

     Additions to real estate                                     (72)        (35)
     Reserve for replacement deposits                             (36)         --
                                                             --------    --------

Cash used in investing activities                                (108)        (35)
                                                             --------    --------

Cash Flows from Financing Activities:

     Proceeds from mortgage financing                              --      16,000
     Principal payments on mortgage notes                         (39)        (12)
     Deferred financing costs                                      --        (679)
     Distributions                                                 --     (17,136)
                                                             --------    --------

Net cash used in financing activities                             (39)     (1,827)
                                                             --------    --------


Net increase (decrease) in cash and cash equivalents              211      (2,042)

Cash and cash equivalents, beginning of period                  1,220       3,455
                                                             --------    --------

Cash and cash equivalents, end of period                     $  1,431    $  1,413
                                                             ========    ========


Supplemental Disclosure of Cash Flow Information-
     Cash paid for interest                                  $    289    $    219
                                                             ========    ========





                       See notes to financial statements.

                                     5 of 10

         WINTHROP APARTMENT INVESTORS LIMITED PARTNERSHIP - FORM 10-QSB

                                 MARCH 31, 1997

                         NOTES TO FINANCIAL STATEMENTS


1.   General

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1996.

     The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the March 31, 1997 presentation. The balance sheet at December 31, 1996 was derived from audited financial statements at such date.

     The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

2.   Related Party Transactions

     Winthrop Management, an affiliate of the Managing General Partner, is entitled to receive 5% of gross receipts from all Partnership properties they manage. For the three months ended March 31, 1997 and 1996, Winthrop Management earned approximately $63,000 and $61,000, respectively. Winthrop Management was also paid an $80,000 fee relating to the mortgage financing in 1996.

     During the quarter ended March 31, 1997, an affiliate of the Managing General Partner acquired, pursuant to a tender offer, for a purchase price of $30,000 per unit, approximately 17% of the total limited partnership units of the Partnership (41.50 units).

3.   Distributions

     The Partnership expects to distribute approximately $382,500 ($1,530 per unit) to the Limited Partners, which is net of a $97,000 overpayment during 1996, and approximately $144,000 to the general partners which includes the $97,000 underpayment from the prior year, during the second quarter of 1997.




                                     6 of 10

         WINTHROP APARTMENT INVESTORS LIMITED PARTNERSHIP - FORM 10-QSB

                                 MARCH 31, 1997


Item 2.  Management's Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources

All of the Registrant's real estate properties are residential properties with apartments leased to tenants subject to leases of up to one year. The Registrant receives rental income from its apartments and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. The Registrant uses working capital reserves provided from any undistributed cash flow from operations and financing of properties as its primary sources of liquidity. The Registrant expects to distribute approximately $1,530 per unit ($382,500 in total), which is net of a $97,000 overpayment during 1996, and approximately $144,000 to the general partners, which includes the $97,000 underpayment from the prior year, during the second quarter of 1997.

During the quarter ended March 31, 1997, an affiliate of the Managing General Partner acquired, pursuant to a tender offer, for a purchase price of $30,000 per unit, approximately 17% of the total limited partnership units of the Registrant (41.50 units).

The level of liquidity based on cash and cash equivalents experienced a $211,000 increase at March 31, 1997 as compared to December 31, 1996. The increase was due to $358,000 of net cash provided by operating activities, which was partially offset by $108,000 of cash used in investing activities and $39,000 of cash used in financing activities. Investing activities consisted of $72,000 of improvements to real estate and a $36,000 increase in replacement reserves. Financing activities consisted of $39,000 of mortgage principal payments. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

Working capital reserves are currently being invested in short term money market funds. The General Partner believes that, if market conditions remain relatively stable, cash flow from operations when combined with working capital reserves, will be sufficient to fund required capital improvements and debt service payments in 1997 and the foreseeable future. The Registrant has no available lines of credit.

The markets in which the Registrant's properties are located (Atlanta, Dallas and Austin) remain relatively stable. Despite new construction, both the Atlanta and Austin markets continue to remain stable. The Registrant spent $72,000 on capital improvements during the three months ended March 31, 1997. The Registrant anticipates it will spend approximately $241,000 for capital improvements during the balance of 1997. Other than cash and cash equivalents, the Registrant has no other available sources of liquidity.



                                     7 of 10

         WINTHROP APARTMENT INVESTORS LIMITED PARTNERSHIP - FORM 10-QSB

                                 MARCH 31, 1997


Item 2.  Management's Discussion and Analysis or Plan of Operation (Continued)


Results of Operations

The Registrant's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1997 and 1996:

                                            Average Occupancy
                                   --------------------------------
     Property                       1997                      1996
-----------------                  ------                    ------

Chesapeake                           89%                      94%

Covington Creek                      93%                      93%

Northside Circle                     88%                      85%

Webb Bridge                          88%                      83%


Registrant's net income for the three months ended March 31, 1997, was approximately $140,000, as compared to net income of approximately $125,000 for the three months ended March 31, 1996.

Revenues for the three months ended March 31, 1997 increased by $31,000 due to increases in rental revenue of $47,000 and other income of $3,000 which was partially offset by a decrease in interest income of $19,000. Rental revenue increased primarily due to an increase in rental rates for all properties and an increase in occupancy at Webb Bridge Crossing and Northside Circle. The occupancy of Chesapeake declined primarily due to construction of new apartment complexes in the area. Interest income decreased primarily due to refinancing proceeds received in January 1996 and distributed in February 1996.

Expenses increased by $16,000 for the three months ended March 31, 1997 as compared to 1996, primarily due to increases in utilities of $33,000 and amortization of $17,000, which were partially offset by decreases to repairs and maintenance of $12,000 and leasing of $18,000. The increase in utilities was primarily due to an increase in water and sewer. Amortization increased primarily due to an increase in deferred assets. The decrease in repairs and maintenance was due primarily to a decrease in flooring repairs and ground maintenance. The decrease in leasing was due to a decrease in leasing payroll. All other expenses remained relatively constant.




                                     8 of 10

         WINTHROP APARTMENT INVESTORS LIMITED PARTNERSHIP - FORM 10-QSB

                                 MARCH 31, 1997



Part II - Other Information


Item 6.          Exhibits and Reports on Form 8-K

           (a)   Exhibits

                 27.  Financial Data Schedule

           (b)   Reports on Form 8-K

                 No reports on Form 8-K were filed during the three months ended March 31, 1997.





                                     9 of 10

         WINTHROP APARTMENT INVESTORS LIMITED PARTNERSHIP - FORM 10-QSB

                                 MARCH 31, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               WINTHROP APARTMENT INVESTORS
                               LIMITED PARTNERSHIP

                               BY: WAI Associates, A Limited Partnership Its General Partner

                                        BY:      WAI Properties, Inc.
                                                 Its General Partner





                                                 BY:    /s/ Michael L. Ashner
                                                        ------------------------
                                                        Michael L. Ashner
                                                        Chief Executive Officer




                                                 BY:    /s/ Edward V.  Williams
                                                        ------------------------
                                                        Edward V. Williams
                                                        Chief Financial Officer




                                                        DATED: May 14, 1997




                                    10 of 10